Form 10QSB
period 1996-03-31
KELLY RUSSELL STUDIOS INC
filed 1996-05-15
CIK 918598

ATES
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                QUARTERLY REPORT

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 1996

                         Commission File number 0-25754

                           KELLY RUSSELL STUDIOS, INC.
                 (Name of small business issuer in its charter)

        MINNESOTA                                        41-1735795
(State of incorporation or organization)    (I.R.S. Employer Identification No.)


         2905 Northwest Boulevard, Suite 220, Plymouth, Minnesota 55441
                    (Address of principal executive offices)


                                  612-553-9992
                (Issuer's telephone number, including area code)


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                                                      Yes X   No


     On May 6, 1996, the Company had 4,082,373 shares of Common Stock, $.01 par value, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Kelly Russell Studios, Inc.
Condensed Balance Sheets

                                                                                March 31,
                                                                                 1996                     December 31,
                                                                              (Unaudited)                      1995
Assets

Current assets
         Cash                                                                    $   37,962                    $  257,618
         Trade receivables, less allowances of $71,000 and
           $161,000, respectively                                                   514,163                       709,988
         Inventories                                                                276,597                       372,370
         Prepaid and other expenses                                                  57,656                        26,430
         Prepaid licensing rights                                                   132,627                       175,945
         Escrow deposit                                                             100,000                            --
                                                                                 --------------            ---------------
Total current assets                                                              1,119,005                     1,542,351
                                                                                 --------------            ---------------

Property & equipment
         Property and equipment, net of accumulated depreciation of
           $143,240 and $114,060, respectively                                      278,324                       314,934
                                                                                 ---------------           ----------------

Total assets                                                                     $1,397,329                    $1,857,285
                                                                                 ===============           ================

Liabilities and shareholders' equity

Current liabilities
         Accounts payable                                                           541,425                       597,649
         Accrued expenses                                                           167,927                       179,130
         License fees payable                                                        49,081                        57,061
                                                                                 ----------------          ----------------
Total current liabilities                                                           758,433                       833,840
                                                                                 -----------------         ----------------

Shareholders' equity
         Common stock, par value $.01; authorized  10,000,000 shares;  4,082,373 and 4,082,373 shares issued and outstanding at
           March 31, 1996 and December 31, 1995, respectively                        40,824                        40,824
         Additional paid in capital                                               8,133,560                     8,133,560
         Deferred compensation expense                                                   --                            --
         Accumulated deficit                                                     (7,535,488)                   (7,150,939)
                                                                                 ----------------           ----------------

Total shareholders' equity                                                          638,896                     1,023,445
                                                                                 ----------------           ----------------

Total liabilities and shareholders' equity                                       $1,397,329                    $1,857,285
                                                                                 ================           ================

See notes to condensed financial statements (unaudited).

Kelly Russell Studios, Inc.
Condensed Statements of Operations
(Unaudited)

                                                                                    March 31,                  March 31,
                                                                                     1996                        1995
                                                                                 ---------------            ----------------
Net sales                                                                          $778,614                    $512,863

Cost of sales:
         Cost of goods sold                                                         338,503                     220,884
         Licensing fees                                                             114,235                      56,520
                                                                                 -------------------        ------------------
         Total cost of sales                                                        452,738                     277,404
                                                                                 -------------------        ------------------
         Gross profit                                                               325,876                     235,459

Operating expenses                                                                  708,401                     451,950
                                                                                 -------------------        ------------------
         Operating loss                                                            (382,525)                   (216,491)

Net interest income (expense)                                                        (2,024)                          --
                                                                                 -------------------        ------------------
         Net loss before income taxes and extraordinary item                       (384,549)                   (216,491)

Federal and state income taxes                                                           --                          --
                                                                                 -------------------        ------------------
         Net loss before extraordinary item                                        (384,549)                   (216,491)

Extraordinary item                                                                       --                      246,697
                                                                                 -------------------        ------------------
         Net income (loss)                                                         $(384,549)                   $ 30,206
                                                                                 ===================        ===================


Net income (loss) per common and common equivalent shares:

         Net loss before extraordinary item                                           $(0.09)                     $(0.07)
                                                                                 ===================        ===================

         Extraordinary item                                                               --                      $ 0.08
                                                                                 ===================        ===================

         Net income (loss)                                                             (0.09)                      $ 0.01
                                                                                 ===================        ===================

Weighted average number of common and common equivalent shares
outstanding                                                                         4,082,373                   3,286,765
                                                                                 ===================        ===================

See notes to condensed financial statements (unaudited).

Kelly Russell Studios, Inc.
Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

                                                                     Additional         Deferred
                                             Common Stock             Paid-In        Compensation        Accumulated
                                           Shares     Amount         Capital           Expense             Deficit       Total

Balance, December 31, 1993              712,000       $7,120          $96,069         --                  $(391,643)     $(288,454)

Issuance of 25,000 employee
options to purchase common stock
at $2.25 per share on January 20,
1994                                      --             --            18,750         (18,750)                --                --

Issuance of warrants for the
purchase of 60,000 shares of
common stock for $1 per share in
January 1994                              --              --          120,000          --                     --           120,000

Issuance of 400,000 incentive
options to purchase common stock
at $2.48 per share on February
25, 1994                                  --              --          207,950        (207,950)                --                --

Issuance of 240,000 shares of
restricted common stock on
February 25, 1994                      240,000         2,400          717,600       (720,000)                 --                --

Warrants to purchase common
stock for $1 per share exercised
on March 24, 1994                      300,000         3,000          297,000          --                     --           300,000

Issuance of common stock at
$3.50 per share on March 31,
1994, net of offering expenses of
$792,017                             1,477,750        14,777        4,365,331          --                     --         4,380,108

Conversion of $900,000 of
convertible debentures into
common stock on March 31, 1994         399,986         4,000          896,000          --                     --           900,000

Issuance of common stock at
$1.00 per share on December 30,
1994, net of offering expenses of
$55,945                                285,000         2,850          226,205          --                     --           229,055

Forfeiture of 9,000 employee
options to purchase common stock
at $2.25 per share granted on
January 20, 1994                           --            --            (6,750)          6,750                 --                --

Forfeiture of 400,000 incentive
options to purchase common stock
at $2.48 per share granted on
February 25, 1994                          --            --          (207,950)        207,950                 --                --

Forfeiture of 240,000 shares of
restricted common stock granted
on February 25, 1994                  (240,000)      (2,400)         (717,600)        720,000                 --                --

Forfeiture of 660,000 shares of
common stock issued on
November 11, 1992 in exchange
for the partners' interests           (660,000)      (6,600)         (79,378)          --                     --          (85,978)

Noncash compensation expense               --            --               --            7,118                 --           $7,118

Net loss                                   --            --               --           --              (5,216,030)      (5,216,030)
                                    -----------------------------------------------------------------------------------------------

Balance, December 31, 1994           2,514,736      $25,147       $5,933,227          $(4,882)        $(5,607,673)        $345,819

Issuance of common stock at
$1.00 per share in February and
March 1995, net of offering
expenses of $71,600                    641,000        6,410          563,040            --                   --            569,450

Issuance of common stock upon exercise of
warrants at $2.00 per share in May to
September, 1995, net of offering
expenses of $204,089                   926,000        9,260        1,638,651            --                   --          1,647,911

Issuance of common stock upon
exercise of stock options                  637            7              443            --                   --                450

Forfeiture of employee options
and noncash compensation
expense                                                               (1,801)           4,882                --              3,081

Net loss                                     --           --               --            --             (1,543,266)     (1,543,266)
                                    -----------------------------------------------------------------------------------------------

Balance at December 31, 1995         4,082,373      $40,824       $8,133,560          $     0          $(7,150,939)     $1,023,445

Net loss                                     --           --               --            --               (384,549)       (384,549)
                                    -----------------------------------------------------------------------------------------------

Balance at March 31, 1996            4,082,373      $40,824       $8,133,560          $     0          $(7,535,488)       $638,896
                                    ===============================================================================================


See notes to condensed financial statements (unaudited)

Kelly Russell Studios, Inc.
Condensed Statements of Cash Flows
(Unaudited)


                                                                                                Three Months Ended
                                                                                      March 31,                      March 31,
                                                                                        1996                           1995
                                                                                -----------------------            --------------
Cash flows from operating activities:
              Net income (loss)                                                   (384,549)                         $30,206
              Adjustments to reconcile net income (loss) to
                net cash used in operating activities:
                       Depreciation                                                 34,009                           22,281
                       Provision for trade receivable allowances                   (89,667)                        (230,000)
                       Provision for inventories                                      (633)                        (706,000)
                       Gain (loss) on disposal of assets                             2,599                              --
                       Noncash compensation expense, net                                --                             (392)
                       Changes in assets and liabilities:
                         Trade receivables                                         285,492                          407,191
                         Inventories                                                96,406                          702,340
                         Prepaid and other expenses                                (31,226)                          (2,276)
                         Prepaid licensing rights                                   43,318                           19,334
                         Accounts payable and accrued expenses                     (67,415)                        (543,879)
                         License fee payable                                        (7,980)                        (205,256)

                                                                                ---------------------        ----------------------
                         Net cash used in operating activities                    (119,656)                        (506,451)
                                                                                ---------------------        ----------------------

Cash flows from investing activities:
              Purchase of equipment                                                      --                           (5,958)
              Escrow deposit                                                      (100,000)                              --
                                                                                ---------------------        ----------------------
                  Net amount used in investing activities                         (100,000)                           (5,958)

Cash flows from financing activities:
              Proceeds from sale of common stock, net of expenses                        --                           569,450

                       Net cash provided by financing activities                         --                           569,450
                                                                                --------------------        -----------------------
                       Net increase (decrease) in cash                            (219,656)                            57,041

Cash:
              Beginning                                                            257,618                            403,840
                                                                                --------------------        -----------------------
              Ending                                                               $37,962                           $460,881
                                                                                ====================        =======================

See notes to condensed financial statements (unaudited)

Kelly Russell Studios, Inc.
Notes to Condensed Financial Statements



Note 1.  Unaudited Interim Results

     The accompanying condensed balance sheet as of March 31, 1996, and the condensed statements of operations and cash flows for the three month periods ended March 31, 1996 and 1995, respectively, are unaudited and reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. These financial statements are condensed and do not include all information required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's year ended December 31, 1995 audited financial statements and notes thereto. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full fiscal year.

Note 2.  Inventories

     The components of inventory as of March 31, 1996 and December 31, 1995, are as follows:


                                                March 31, 1996                December 31, 1995
                                                --------------                -----------------
Raw materials                                   $485,208                          $565,716
Finished goods                                   130,926                            146,825

Less inventory allowance                        (339,537)                          (340,171)
                                                --------                           --------
                                                $276,597                           $372,370
                                                ========                           ========

Note 3.  Net Income (Loss) Per Share

     Net income (loss) per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.

Note 4.  Business Transactions

     On March 27, 1996, the Company entered into an Agreement and Plan of Reorganization ("Merger Agreement") with O.S.P. Publishing, Inc. ("OSP"), a California corporation, and its shareholders. Pursuant to the Merger Agreement, the Company will combine its operations with OSP, its subsidiary Stanley DeSantis, Inc. ("SDI") and The Button Exchange ("BEx"). OSP is the largest domestic publisher of posters, SDI develops and markets licensed and nonlicensed T-shirts, sweatshirts, boxer shorts and mugs, and BEx develops and markets licensed and nonlicensed buttons, key rings and stickers. To effectuate this reorganization, a new corporation, Global One Distribution & Merchandising Inc. ("Global One"), a Delaware corporation has been formed, and Global One will form three wholly-owned Delaware subsidiaries, KRSI Acquisition Corp. ("KRSI Acquisition"), OSP Acquisition Corp. ("OSP Acquisition"), and BEx Acquisition Corp. ("BEx Acquisition"). As part of the reorganization, the Company will be merged with and into KRSI Acquisition, KRSI Acquisition being the surviving company, and OSP and BEx will be merged with and into OSP Acquisition and BEx Acquisition, respectively. As a result, Global One will be the holding company for the operations formerly conducted by the Company, OSP, SDI and BEx. Following consummation of the merger, KRSI Acquisition will change its name and conduct its business under the name "Kelly Russell Studios, Inc."

     The Company's shareholders will receive one share of Global One Common Stock for every two shares of the Company's Common Stock outstanding at closing. The closing of the Merger Agreement will be subject to various conditions, including approval of the merger by the Company's shareholders at a special meeting and the successful placement of at least 4,000,000 shares of Global One Common Stock at $1.50 per share. The Company currently anticipates that the special meeting of shareholders will be held sometime in August 1996. In connection with the merger, the Company has delivered $100,000 to an escrow account. Upon receipt by the Company of OSP's audited financial statements for the year ended December 31, 1995, the Company is obligated to deposit an additional $150,000 in the escrow account. In the event the Merger Agreement is terminated by the Company, the escrow agent may be obligated to deliver the escrowed funds to OSP as liquidated damages for such termination.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The following discussion relates to the results of operations of Kelly Russell Studios, Inc. for the three months ended March 31, 1996 and March 31, 1995 and its financial position as of March 31, 1996. Due to the seasonal nature of the Company's business, the results of operations are not indicative of the results expected for the complete year.

Results of Operations

     In the first quarter of 1996, the Company's Board of Directors further revised its business plan and operations to reduce operating costs. In 1996, the Company plans to produce and distribute a more limited number of images, primarily just the top few athletes of any given sport. The product line in 1996 will include approximately 100 different images, down from the 300 images offered during 1995. Additionally, in 1996 the Company will continue to increase channels of distribution with existing and new national and regional retail customers. The Company also changed contractors for its assembly warehousing and shipping function in January 1996. Management believes that alternate contractors are available in the event the Company is unable to obtain services from their current contractor.

     In connection with this restructuring, the Company recorded a charge to 1995 operations of approximately $186,000 for the write-down of inventories, pre-paid licensing rights and original art work, all relating to print images which will not be aggressively sold during 1996. The Company also reduced the number of employees and accepted the resignation of its Chief Executive Officer in February 1996. Management believes its new business strategy will result in improved income and cash flow during 1996.

     On March 27, 1996, the Company entered into an Agreement and Plan of Reorganization ("Merger Agreement") with O.S.P. Publishing, Inc. ("OSP"), a California corporation, and its shareholders. Pursuant to the Merger Agreement, the Company will combine its operations with OSP, its subsidiary Stanley DeSantis, Inc. ("SDI") and The Button Exchange ("BEx"). OSP is the largest domestic publisher of posters, SDI develops and markets licensed and nonlicensed T-shirts, sweatshirts, boxer shorts and mugs, and BEx develops and markets licensed and nonlicensed buttons, key rings and stickers. To effectuate this reorganization, a new corporation, Global One Distribution & Merchandising Inc. ("Global One"), a Delaware corporation has been formed, and Global One will form three wholly-owned Delaware subsidiaries, KRSI Acquisition Corp. ("KRSI Acquisition"), OSP Acquisition Corp. ("OSP Acquisition"), and BEx Acquisition Corp. ("BEx Acquisition"). As part of the reorganization, the Company will be merged with and into KRSI Acquisition, KRSI Acquisition being the surviving company, and OSP and BEx will be merged with and into OSP Acquisition and BEx Acquisition, respectively. As a result, Global One will be the holding company for the operations formerly conducted by the Company, OSP, SDI and BEx. Following consummation of the merger, KRSI Acquisition will change its name and conduct its business under the name "Kelly Russell Studios, Inc."

     The Company's shareholders will receive one share of Global One Common Stock for every two shares of the Company's Common Stock outstanding at closing. The closing of the Merger Agreement will be subject to various conditions, including approval of the merger by the Company's shareholders at a special meeting and the successful placement of at least 4,000,000 shares of Global One Common Stock at $1.50 per share. The Company currently anticipates that the special meeting of shareholders will be held sometime in August 1996. In connection with the merger, the Company has delivered $100,000 to an escrow account. Upon receipt by the Company of OSP's audited financial statements for the year ended December 31, 1995, the Company is obligated to deposit an additional $150,000 in the escrow account. In the event the Merger Agreement is terminated by the Company, the escrow agent may be obligated to deliver the escrowed funds to OSP as liquidated damages for such termination.

     OSP is the world's largest publisher and distributor of licensed posters. OSP also develops, publishes and distributes an extensive product line of novelty and gift items, including Book Bites(TM), Wallet Cards(TM), buttons, key chains, stickers, movie scripts and T-shirts, which incorporate images and/or characters from motion pictures, television, animation, music, sports personalities and popular performers. In the last five years, OSP sales have increased from $13 million in 1990 to $38 million in 1995.

     The Company has explored various alternatives to generate acceptable revenue growth as a stand-alone company without success. Management of the Company believes that combining the Company's sports licenses and original art capability with OSP's strong distribution network will provide OSP with another large market and potential for further expansion. Management of the Company believes that the merger will therefore give the Company's shareholders a significant stake in a company with exciting growth prospects.

     However, if the merger is not approved by the shareholders or not completed for any other reason, management believes it will be necessary for the Company to obtain debt or equity financing to finance operations through 1996. If management is unsuccessful in its financing efforts, the Company may not be able to continue as a going concern and would be forced to sell off significant assets, file for protection under federal bankruptcy laws or liquidate the business.

     Sales for the three months ended March 31, 1996 were $778,614 compared to $512,863 for the three months ended March 31, 1995, representing an increase of 52%. The reasons for the substantial increase in net sales specifically relate to (i) the elimination of all executive sales positions in the Company and hiring a national sales organization to handle all of the Company's sales functions beginning March 1996, (ii) immediately obtaining orders from national mass merchant accounts after implementing the newly hired national sales organization, and (iii) restructuring the existing outside sales representative organizations and instituting a management and control system for identifying and obtaining potential new business.

     Cost of goods sold totaled $338,503 for the three months ended March 31, 1996, representing 43% of net sales, compared to $220,884 or 43% of net sales for the three months ended March 31, 1995. As a result of the most recent restructuring, the Company has changed its procedure for recording original art and photographic resource costs and will expense these items as they are incurred. By incorporating these procedures, management currently anticipates that cost of goods sold will be approximately 43% to 47% of the net sales in the future.

     License and royalty expenses paid to third parties totaled $114,235 or 15% of net sales for the three months ended March 31, 1996, compared to $56,520 or 11% of net sales for the three months ended March 31, 1995. Management currently anticipates that license and royalty expenses will be approximately 15% to 18% of net sales in the future.

     Operating expenses increased to $708,401 for the three months ended March 31, 1996 from $451,950 for three months ended March 31, 1995, representing an increase of $256,451 or 57%. This increase is primarily due to (i) additional advertising, promotions and services to increase salability of the Company's products, (ii) additional commissions paid to outside sales representatives as a result of the increase in sales, (iii) increase in depreciation relating to purchase of displays in 1995, and (iv) increase in accounting and legal expenses relating to the pending OSP transaction.

     The Company has incurred $2,024 of interest expense in the first quarter of 1996 which relates to finance charges paid to vendors who have extended payments terms to the Company. The Company did not utilize any interest-bearing debt in the first quarter of 1995.

Liquidity and Capital Resources

     The Company had cash of $37,962 and working capital of $360,570 at March 31, 1996, as compared to cash of $257,618 and working capital of $708,511 at December 31, 1995. Cash flow used in operating activities totaled $119,656 for the three months ended March 31, 1996, primarily due to the operating loss as offset partially by the normal first quarter reduction in trade receivables as customers made payments on their fourth quarter holiday shipments and a reduction in the amount of inventory purchases. The Company's first quarter sales are typically substantially less than its fourth quarter sales.

     In February 1996, the Company restructured its business in an effort to improve income and cash flows from operations. The Company is also pursuing plans to merge with another company in 1996 pursuant to the Merger Agreement, the Company has delivered $100,000 to an escrow account. Upon receipt by the Company of OSP's audited financial statements for the year ended December 31, 1995, the Company is obligated to deposit an additional $150,000 in the escrow account. In the event the Merger Agreement is terminated by the Company, the escrow agent may be obligated to deliver to OSP the escrowed funds as liquidated damages for such termination. If the planned merger is not consummated, management believes it will be necessary for the Company to obtain debt or equity financing to finance operations through 1996. If management is unsuccessful in its financing efforts, the Company may not be able to continue as a going concern and would be forced to sell off significant assets, file for protection under federal bankruptcy laws or liquidate the business.

     Even if the Company obtains sufficient financing, its success will nevertheless be dependent upon the effectiveness of the recent restructuring in increasing sales and managing costs. The restructuring changes in management, production, product distribution and operations undertaken in the recent restructuring have not been in effect sufficiently long to demonstrate their efficacy in correcting the Company's financial condition. The Company can, therefore, provide no assurance that its new business plan will be effective in significantly improving the Company's financial results in 1996.


                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  2.1 Agreement and Plan of Reorganization among the Company, O.S.P. Publishing, Inc., Joseph C. Angard and Michael A. Malm dated March 27, 1996.

                   27  Financial Data Schedule (included in
                       electronic version only)

          (b)     Reports on Form 8-K - None.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      (Registrant)
                                       KELLY RUSSELL STUDIOS, INC.



Dated:  May 10, 1996                  By  /s/ George J. Vrabeck
                                      ---------------------------
                                      George J. Vrabeck
                                      President and Chief Executive Officer
                                      (principal executive officer)



                                      By /s/ William J. Righeimer, III
                                      ----------------------------------
                                       William J. Righeimer, III
                                       Chief Financial Officer (principal
                                       financial and accounting officer)

                           Kelly Russell Studios, Inc.
                          Form 10-QSB Quarterly Report
                      For the Quarter Ended March 31, 1996


                                  EXHIBIT INDEX


Exhibit
Number        Item

2.1           Agreement and Plan of Reorganization among the Company, O.S.P.
              Publishing, Inc., Joseph C. Angard and Michael A. Malm dated March 27, 1996.

27            Financial Data Schedule (included in electronic version only)