Form 10QSB/A
period 1996-03-31
KELLY RUSSELL STUDIOS INC
filed 1996-05-23
CIK 918598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                QUARTERLY REPORT

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

This Form 10-QSB/A is being filed to amend Part I, Item 2 of Form 10-QSB for the quarter ended March 31, 1996, which Item 2 is hereby amended and restated as set forth below.

                         PART I - FINANCIAL INFORMATION

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

In connection with this restructuring, the Company recorded a charge to 1995 operations of approximately $186,000 for the write-down of inventories, prepaid licensing rights and original art work, all relating to print images which will not be aggressively sold during 1996. The Company also reduced the number of employees and accepted the resignation of its Chief Executive Officer in February 1996. Management believes its new business strategy will result in improved cash flow and a reduction of losses in 1996.

On March 27, 1996, the Company entered into an Agreement and Plan of Reorganization ("Merger Agreement") with O.S.P. Publishing, Inc. ("OSP"), a California corporation, and its shareholders. Pursuant to the Merger Agreement, the Company will combine its operations with OSP, its subsidiary Stanley DeSantis, Inc. ("SDI") and The Button Exchange ("BEx"). OSP is a publisher of licensed posters, SDI develops and markets licensed and nonlicensed T-shirts, sweatshirts, boxer shorts and mugs, and BEx develops and markets licensed and nonlicensed buttons, key rings and stickers. To effectuate this reorganization, a new corporation, Global One Distribution & Merchandising Inc. ("Global One"), a Delaware corporation has been formed, and Global One will form three wholly-owned Delaware subsidiaries, KRSI Acquisition Corp. ("KRSI Acquisition"), OSP Acquisition Corp. ("OSP Acquisition"), and BEx Acquisition Corp. ("BEx Acquisition"). As part of the reorganization, the Company will be merged with and into KRSI Acquisition, KRSI Acquisition being the surviving company, and OSP and BEx will be merged with and into OSP Acquisition and BEx Acquisition, respectively. As a result, Global One will be the holding company for the operations formerly conducted by the Company, OSP, SDI and BEx. Following consummation of the merger, KRSI Acquisition will change its name and conduct its business under the name "Kelly Russell Studios, Inc."

The Company's shareholders will receive one share of Global One Common Stock for every two shares of the Company's Common Stock outstanding at closing. The closing of the Merger Agreement will be subject to various conditions, including approval of the merger by the Company's shareholders at a special meeting and the successful placement of at least 4,000,000 shares of Global One Common Stock at $1.50 per share. The Company currently anticipates that the special meeting of shareholders will be held sometime in August 1996. In connection with the merger, the Company has delivered $100,000 to an escrow account and is obligated to deposit an additional $150,000 in the escrow account. In the event the Merger Agreement is terminated by the Company, the escrow agent may be obligated to deliver the escrowed funds to OSP as liquidated damages for such termination.

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

The Company has explored  various  alternatives to generate  acceptable  revenue growth as a stand-alone company without success. Management of the Company believes that combining the Company's sports licenses and original art capability with OSP's strong distribution network will provide OSP with another large market and potential for further expansion. Management of the Company believes that the merger will therefore give the Company's shareholders a significant stake in a company with significantly better growth prospects.

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

Sales for the three months ended March 31, 1996 were $778,614 compared to $512,863 for the three months ended March 31, 1995, representing an increase of 52%. Management attributes the increase in sales primarily to orders obtained from national mass merchant accounts.

Cost of goods sold totaled $338,503 for the three months ended March 31, 1996, representing 43% of net sales, compared to $220,884 or 43% of net sales for the three months ended March 31, 1995. Management currently anticipates that cost of goods sold will be in the range of 43% to 47% of net sales in 1996, based on currently estimated levels of payments for original artwork and photographic resources.

License and royalty expenses paid to third parties totaled $114,235 or 15% of net sales for the three months ended March 31, 1996, compared to $56,520 or 11% of net sales for the three months ended March 31, 1995. License and royalty expenses for the three months ended March 31, 1995 were reduced due to credits received as a result of items returned to the

Company that were recorded as sold in 1994. Management currently anticipates that license and royalty expenses will be in the range of 15% to 18% of net sales in the future.

Operating expenses increased to $708,401 for the three months ended March 31, 1996 from $451,950 for three months ended March 31, 1995, representing an increase of $256,451 or 57%. This increase is primarily due to (i) a $118,025 increase in advertising, promotions and services to increase salability of the Company's products, (ii) a $55,283 increase in wages and payroll taxes, (iii) a $24,935 increase in commissions paid to outside sales representatives as a result of the increase in sales, (iv) an $11,728 increase in depreciation relating to purchase of displays in 1995, and (v) a $43,643 increase in accounting and legal expenses relating to the pending OSP transaction, which expenses are expected to increase during the Company's second quarter.

The Company has incurred $2,024 of interest expense in the first quarter of 1996 which relates to finance charges paid to vendors who have extended payments terms to the Company. The Company did not utilize any interest-bearing debt in the first quarter of 1995.

The Company incurred a loss of $384,549 for the three months ended March 31, 1996 despite the increase in sales and reduction in cost of goods sold as a percentage of net sales. While the Company's sales are anticipated to increase in 1996 compared to 1995, the Company does not expect that sales will be sufficient for the Company to be profitable in the next three quarters of 1996 or for the year.

Liquidity and Capital Resources

The Company had cash of $37,962 and working capital of $360,570 at March 31, 1996, as compared to cash of $257,618 and working capital of $708,511 at December 31, 1995. Cash flow used in operating activities totaled $119,656 for the three months ended March 31, 1996, primarily due to the operating loss as offset partially by the normal first quarter reduction in trade receivables as customers made payments on their fourth quarter holiday shipments and a reduction in the amount of inventory purchases. The Company's first quarter sales are typically less than its fourth quarter sales.

In anticipation of future costs the Company may incur as a result of consummating the transaction contemplated by the Merger Agreement and working capital needs, the Company entered into a Combined Account Factoring and Security Agreement on April 8, 1996 (the "Factoring Agreement") with Principal Resources, LLC, an affiliate of one of the Company's principal shareholders. Pursuant to this Factoring Agreement, the Company agreed to assign its accounts receivable for cash. As of May 20, 1996, the Company has assigned $191,000 worth of accounts receivable for approximately $130,000 and may assign an additional $470,000 worth of accounts receivable for $330,000. The Company believes that the Factoring Agreement is on terms no less favorable than could have been obtained from unaffiliated third parties.

In February 1996, the Company restructured its business in an effort to improve income and cash flows from operations and in March 1996 executed the Merger Agreement to combine its operations with OSP and its subsidiaries. Pursuant to the Merger Agreement, the Company has delivered $100,000 to an escrow account and is obligated to deposit an additional $150,000 in such account. In the event the Merger Agreement is terminated by the Company, the escrow agent may be obligated to deliver to OSP the escrowed funds as liquidated damages for such termination. If the planned merger is not consummated, management believes it will be necessary for the Company to obtain substantial debt or equity financing to finance operations through 1996. If management is unsuccessful in its financing efforts, and there is no assurance it would be successful, the Company may not be able to continue as a going concern and would be forced to sell off significant assets, file for protection under federal bankruptcy laws or liquidate the business.

Even if the Company obtains sufficient financing, its success will nevertheless be dependent upon the effectiveness of the recent restructuring in increasing sales and managing costs. The restructuring changes in management, production, product distribution and operations undertaken in the recent restructuring have not been in effect sufficiently long to demonstrate their long-term efficacy in correcting the Company's financial condition. The Company can, therefore, provide no assurance that its new business plan will be effective in significantly improving the Company's financial results in 1996.

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  (Registrant)
                           KELLY RUSSELL STUDIOS, INC.



Dated:  May 23, 1996                      By  /s/ George J. Vrabeck
                                          George J. Vrabeck
                                          President and Chief Executive Officer
                                          (principal executive officer)



                                           By  /s/ William J. Righeimer, III
                                           William J. Righeimer, III
                                           Chief Financial Officer (principal
                                           financial and accounting officer)