Form 10QSB
period 1996-06-30
KELLY RUSSELL STUDIOS INC
filed 1996-08-14
CIK 918598

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                QUARTERLY REPORT

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 1996

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


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]  No

On August 6, 1996, the Company had 4,082,373 shares of Common Stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No  [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Kelly Russell Studios, Inc.
Condensed Balance Sheets

                                                                 June 30,
                                                                   1996                      December 31,
                                                                (Unaudited)                      1995

Assets

Current assets
         Cash                                                   $   73,472                    $  257,618
         Trade receivables, less allowances of $61,877
           and $161,000, respectively                              336,907                       709,988
         Inventories                                               305,471                       372,370
         Prepaid and other expenses                                 13,923                        26,430
         Prepaid licensing rights                                   95,514                       175,945
         Escrow deposit                                            125,000                            --
                                                                ----------                    ----------
Total current assets                                               950,287                     1,542,351
                                                                ----------                    ----------

Property & equipment
         Property and equipment, net of accumulated
           depreciation of $169,719 and $114,060,
           respectively                                            229,668                       314,934
                                                                ----------                    ----------
Total assets                                                    $1,179,955                    $1,857,285
                                                                 =========                     =========

Liabilities and shareholders' equity

Current liabilities
         Accounts payable                                          709,557                       597,649
         Accrued expenses                                          463,494                       179,130
         License fees payable                                       93,768                        57,061
                                                                ----------                    ----------
Total current liabilities                                        1,266,819                       833,840
                                                                ----------                    ----------

Shareholders' equity (deficit)
         Common stock, par value $.01; authorized
           10,000,000 shares; 4,082,373 and 4,082,373
           shares issued and outstanding at
           June 30, 1996 and December 31, 1995,
           respectively                                             40,824                        40,824
         Additional paid in capital                              8,133,560                     8,133,560
         Accumulated deficit                                   (8,261,248)                   (7,150,939)
                                                                ---------                     ---------

Total shareholders' equity (deficit)                           (   86,864)                     1,023,445
                                                                ---------                      ---------

Total liabilities and shareholders' equity (deficit)            $1,179,955                    $1,857,285
                                                                 =========                     =========

See notes to condensed financial statements (unaudited).

Kelly Russell Studios, Inc.
Condensed Statements of Operations
(Unaudited)

                                                                Three Months Ended                   Six Months Ended
                                                             June 30,          June 30,          June 30,          June 30,
                                                               1996              1995              1996              1995
                                                              ------            ------            ------            -----

Net sales                                                     $829,182          $575,150        $1,607,796        $1,088,015

Cost of sales:
         Cost of goods sold                                    296,375           281,246           634,878           502,131
         Licensing fees                                        204,266            74,099           318,501           130,619
                                                            ----------        ----------        ----------        ----------
         Total cost of sales                                   500,641           355,345           953,379           632,750
                                                            ----------        ----------        ----------        ----------
         Gross profit                                          328,541           219,805           654,417           455,265

Operating expenses                                           1,026,561           474,859         1,734,962           926,810
                                                             ---------        ----------         ---------        ----------
         Operating loss                                      (698,020)         (255,054)       (1,080,545)         (471,545)

Net interest income (expense)                              (   27,740)             3,938       (   29,764)             3,938
                                                            ---------          ---------        ---------         ----------
         Net loss before income taxes and                    (725,760)         (251,116)       (1,110,309)         (467,607)
         extraordinary item

Federal and state income taxes                                      --                --                --                --
                                                             ---------         ---------         ---------        ----------
         Net loss before extraordinary item                  (725,760)         (251,116)       (1,110,309)         (467,607)

Extraordinary item                                                  --            41,591                --           288,288
                                                             ---------         ---------         ---------        ----------
         Net income (loss)                                 (  725,760)       (  209,525)       (1,110,309)      (   179,319)
                                                            =========         =========         =========        ==========

Net income (loss) per common and common equivalent shares:

         Net loss before extraordinary item                    ($0.18)           ($0.07)           ($0.27)           ($0.15)
                                                               ======            ======            ======            ======

         Extraordinary item                                         --              0.01                --              0.09
                                                               =======            ======           =======            ======

         Net income (loss)                                     ($0.18)           ($0.06)           ($0.27)           ($0.06)
                                                               ======            ======            ======            ======

Weighted average number of common and
common equivalent shares outstanding                         4,082,373         3,359,450         4,082,373         3,085,189
                                                             =========         =========         =========         =========


See notes to condensed financial statements (unaudited).

Kelly Russell Studios, Inc.
Condensed Statements of Cash Flows
(Unaudited)

                                                                                  Six Months Ended
                                                                            June 30,             June 30,
                                                                              1996                 1995
                                                                            -------              -------
Cash flows from operating activities:
              Net income (loss)                                          $(1,110,309)          $(179,319)
              Adjustments to reconcile net income (loss) to
                net cash used in operating activities:
                       Depreciation                                           67,313              41,226
                       Amortization                                             --                   164
                       Provision for trade receivable allowances             (98,665)           (403,234)
                       Provision for inventories                            (141,661)           (844,927)
                       Noncash compensation expense, net                        --                 3,082
                       Gain (loss) on disposal of assets                      17,952              29,277
                       Changes in assets and liabilities:
                         Trade receivables                                   471,746             547,081
                         Inventories                                         208,560             844,776
                         Prepaid and other expenses                           52,507             (33,213)
                         Prepaid licensing rights                             40,431            (101,864)
                         Accounts payable                                    111,910            (789,565)
                         Accrued expenses                                    284,363             (77,445)
                         License fee payable                                  36,707            (205,257)
                                                                        ------------         ------------
                           Net cash used in operating activities             (59,146)         (1,169,218)
                                                                        ------------         ------------

Cash flows from investing activities:
              Purchase of equipment                                             --               (26,581)
              Escrow deposit                                                (125,000)               --
                                                                        ------------         -----------
                  Net amount used in investing activities                   (125,000)            (26,581)

Cash flows from financing activities:
              Proceeds from sale of common stock, net of expenses               --             1,626,959
                                                                        ------------         -----------
                       Net cash provided by financing activities                --             1,626,959
                                                                        ------------         -----------
                       Net increase (decrease) in cash                      (184,146)            431,160


Cash:
              Beginning                                                      257,618             403,840
                                                                        ------------         -----------
              Ending                                                      $   73,472          $  835,000
                                                                        ============         ===========

See notes to condensed financial statements (unaudited).

Kelly Russell Studios, Inc.
Notes to Condensed Financial Statements


Note 1.  Unaudited Interim Results

The accompanying condensed balance sheet as of June 30, 1996, and the condensed statements of operations and cash flows for the three and six month periods ended June 30, 1996 and 1995, respectively, are unaudited and reflect all adjustments, consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of financial position, results of operations and cash flows for the periods presented. These financial statements are condensed and do not include all information required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the Company's year ended December 31, 1995 audited financial statements and notes thereto. The operating results for the interim periods are not necessarily indicative of the operating results to be expected for a full fiscal year.

Note 2.  Inventories

The components of inventory as of June 30, 1996 and December 31, 1995, are as follows:


                              June 30, 1996         December 31, 1995
                              -------------         -----------------

Raw materials                   $426,390                $565,716
Finished goods                    77,221                 146,825

Less inventory allowance        (198,140)               (340,171)
                                --------                --------
                               $ 305,471               $ 372,370
                                ========                ========

Note 3.  Net Income (Loss) Per Share

Net income (loss) per share is computed based upon the weighted average number of common shares and dilutive common equivalent shares outstanding.


Note 4.  Business Transactions

On March 27, 1996, the Company entered into an Agreement and Plan of Reorganization with O.S.P. Publishing, Inc. ("OSP"), a California corporation, and its shareholders. On May 28, 1996, the Company entered into a Final Amended and Restated Agreement and Plan of Reorganization effective as of March 27, 1996 (the "Merger Agreement"). Pursuant to the Merger Agreement, the Company will combine its operations with OSP, its subsidiary Stanley DeSantis, Inc. ("SDI") and The Button Exchange ("BEx"). OSP is a domestic publisher of posters, SDI develops and markets licensed and nonlicensed T-shirts, sweatshirts, boxer shorts and mugs, and BEx develops and markets licensed and nonlicensed buttons, key rings and stickers. To effectuate this reorganization, a new corporation, Global One Distribution & Merchandising Inc. ("Global One"), a Delaware
corporation  has been  formed,  and  Global  One will  form  three  wholly-owned
Delaware subsidiaries, KRSI Acquisition Corp. ("KRSI Acquisition"), OSP Acquisition Corp. ("OSP Acquisition"), and BEx Acquisition Corp. ("BEx Acquisition"). As part of the reorganization, the Company will be merged with and into KRSI Acquisition, KRSI Acquisition being the surviving company, and OSP and BEx will be merged with and into OSP Acquisition and BEx Acquisition, respectively. As a result, Global One will be the holding company for the operations formerly conducted by the Company, OSP, SDI and BEx. Following consummation of the merger, KRSI Acquisition will change its name and conduct its business under the name "Kelly Russell Studios, Inc."

The Company's shareholders will receive one share of Global One Common Stock for every two shares of the Company's Common Stock outstanding at closing. The closing of the Merger Agreement will be subject to various conditions, including approval of the merger by the Company's shareholders at a special meeting of shareholders to be held on August 26, 1996. The Company anticipates that the merger will become effective following the special meeting of shareholders. In connection with the merger, the Company has delivered $125,000 to an escrow account and is obligated to deposit an additional $125,000. In the event the Merger Agreement is terminated by the Company, the escrow agent may be obligated to deliver the escrowed funds to OSP as liquidated damages for such termination.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion relates to the results of operations of Kelly Russell Studios, Inc. for the three and six month periods ended June 30, 1996 and June 30, 1995 and its financial position as of June 30, 1996. Due to the seasonal nature of the Company's business, the results of operations are not indicative of the results expected for the complete year.


Results of Operations

In the first two quarters of 1996, the Company's Board of Directors has been implementing its revised business plan and operations to reduce operating costs. The Company has been producing and distributing a limited number of images, primarily just the top few athletes of any given sport. The product line in 1996 includes approximately 100 different images, down from the 300 images offered during 1995. Additionally, the Company has continued to increase channels of distribution with existing and new national and regional retail customers. The Company also changed contractors for its assembly warehousing and shipping function in January 1996. Management believes that alternate contractors are available in the event the Company is unable to obtain services from their current contractor.

In connection with this restructuring, the Company recorded a charge to 1995 operations of approximately $186,000 for the write-down of inventories, pre-paid licensing rights and original art work, all relating to print images which will not be aggressively sold during 1996. The Company also reduced the number of employees and accepted the resignation of its Chief Executive Officer in February 1996. Management believes its new business strategy will result in improved cash flow during 1996.

On March 27, 1996, the Company entered into an Agreement and Plan of Reorganization with O.S.P. Publishing, Inc. ("OSP"), a California corporation, and its shareholders. On May 28, 1996, the Company entered into a Final Amended and Restated Agreement and Plan of Reorganization effective as of March 27, 1996 (the "Merger Agreement"). Pursuant to the Merger Agreement, the Company will combine its operations with OSP, its subsidiary Stanley DeSantis, Inc. ("SDI") and The Button Exchange ("BEx"). OSP is a domestic publisher of posters, SDI develops and markets licensed and nonlicensed T-shirts, sweatshirts, boxer shorts and mugs, and BEx develops and markets licensed and nonlicensed buttons, key rings and stickers. To effectuate this reorganization, a new corporation, Global One Distribution & Merchandising Inc. ("Global One"), a Delaware
corporation  has been  formed,  and  Global  One will  form  three  wholly-owned
Delaware subsidiaries, KRSI Acquisition Corp. ("KRSI Acquisition"), OSP Acquisition Corp. ("OSP Acquisition"), and BEx Acquisition Corp. ("BEx Acquisition"). As part of the reorganization, the Company will be merged with and into KRSI Acquisition, KRSI Acquisition being the surviving company, and OSP and BEx will be merged with and into OSP Acquisition and BEx Acquisition, respectively. As a result, Global One will be the holding company for the operations formerly conducted by the Company, OSP, SDI and BEx. Following consummation of the merger, KRSI Acquisition will change its name and conduct its business under the name "Kelly Russell Studios, Inc."

The Company's shareholders will receive one share of Global One Common Stock for every two shares of the Company's Common Stock outstanding at closing. The closing of the Merger Agreement will be subject to various conditions, including approval of the merger by the Company's shareholders at a special meeting of shareholders to be held on August 26, 1996. The Company currently anticipates that the merger will become effective following the special meeting of shareholders. In connection with the merger, the Company has delivered $125,000 to an escrow account and is obligated to deposit an additional $125,000. In the event the Merger Agreement is terminated by the Company, the escrow agent may be obligated to deliver the escrowed funds to OSP as liquidated damages for such termination.

OSP's management believes OSP is the largest domestic publisher and distributor of licensed posters. OSP and its subsidiaries (SDI and BEx) also develop, publish and distribute an extensive product line of novelty and gift items, including Book Bites(TM), Wallet Cards(TM), buttons, key chains, stickers, movie scripts and T-shirts, which incorporate images and/or characters from motion pictures, television, animation, music, sports personalities and popular performers. In the last five years, OSP sales have increased from $13 million in 1990 to $38 million in 1995.

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

However, if the merger is not approved by the shareholders or not completed for any other reason, it will be necessary for the Company to obtain debt or equity financing to finance operations through 1996. Management of the Company have not been able to secure a source for additional financing and management believes that there is a risk that the Company will not be able to obtain financing from any source as a result of the Company's historical performance. If management is unsuccessful in its financing efforts, the Company will not be able to continue as a going concern and will be forced to sell off significant assets, file for protection under federal bankruptcy laws or liquidate the business.

Sales for the three and six month periods ended June 30, 1996 were $829,182 and $1,607,796 compared to $575,150 and $1,088,015 for the three and six month periods ended June 30, 1995, representing an increase of 44% and 48%. Management attributes the increase in sales primarily to orders obtained from national mass merchant accounts, some of which are new customers; however, there is no assurance that the increased sales will continue.

Cost of goods sold totaled $296,375 and $634,878 for the three and six month periods ended June 30, 1996, representing 36% and 39% of net sales, compared to $281,246 and $502,131 or 49% and 46% of net sales for the three and six month periods ended June 30, 1995. The decrease in the cost of goods sold is a result of effectively managing original art costs and decreasing the number of images for sale. Management currently anticipates that cost of goods sold will be approximately 40% to 45% of the net sales in the future.

License and royalty expenses paid to third parties totaled $204,266 and $318,501 or 25% and 20% of net sales for the three and six month periods ended June 30, 1996, compared to $74,099 and $130,619 or 13% and 12% of net sales for the three and six month periods ended June 30, 1995. The increase is due to unmet minimums on some licenses and the write-down of several licenses to net realizable value. Total write-downs of $22,500 are mid-year adjustments based on 1996 year to date performance and anticipated sales for the remainder of 1996. Management currently anticipates that license and royalty expenses will be approximately 15% to 20% of net sales in the future.

Operating expenses increased to $1,026,561 and $1,734,962 for the three and six month periods ended June 30, 1996, representing an increase of $551,702 and $808,152 or 116% and 87%, respectively, over the same periods in 1995. This increase is primarily due to (i) a $101,356 and $144,999 increase in accounting and legal expenses relating to the OSP transaction for the three and six month periods ended June 30, 1996 compared to the same periods in 1995, (ii) a $394,632 and $428,126 increase in services relating to the OSP transaction including the fairness opinion for the three and six month periods ended June 30, 1996 compared to the same periods in 1995, (iii) a $80,260 and $105,195 increase in commissions paid to outside sales representatives as a result of the increase in sales for the three and six month periods ended June 30, 1996 compared to the same periods in 1995, (iv) a $58,914 increase in the six month period ended June 30, 1996 (there was a $2,934 decrease in the three month period ended June 30, 1996) in advertising and promotions to increase salability of the Company's products compared to the same periods in 1995, and (v) a $14,359 and $26,087 increase in depreciation relating to purchase of displays in 1995 for the three and six month periods ended June 30, 1996 compared to the same periods in 1995.

The Company has incurred $29,764 of interest expense in the first two quarters of 1996 which relates to finance charges paid to vendors who have extended payments terms to the Company and factoring of receivables. The Company did not utilize any interest-bearing debt in the first two quarters of 1995.

Liquidity and Capital Resources

The Company had cash of $73,472 and working capital of ($316,532) at June 30, 1996, as compared to cash of $257,618 and working capital of $708,511 at December 31, 1995. Cash flow used in operating activities totaled $59,146 for the six months ended June 30, 1996; primarily due to the large operating loss as offset by a further reduction in trade receivables due to the factoring of those receivables, combined with a substantial increase in accrued expenses and a reduction in the amount of inventory purchases due to the tight cash flow. The Company's first quarter sales are typically substantially less than its fourth quarter sales.

In anticipation of future costs the Company may incur as a result of consummating the transaction contemplated by the Merger Agreement and working capital needs, the Company entered into a Combined Account Factoring and Security Agreement on April 8, 1996 (the "Factoring Agreement") with Principal Resources, LLC, an affiliate of one of the Company's principal shareholders. Pursuant to this Factoring Agreement, the Company agreed to assign its accounts receivable for cash. As of July 31, 1996, the Company has assigned $191,000 worth of accounts receivable for approximately $130,000 and may assign an additional $100,000 worth of accounts receivable for $80,000. The Company believes that the Factoring Agreement is on terms no less favorable than could have been obtained from unaffiliated third parties.

Pursuant to the Merger Agreement, the Company has delivered $125,000 to an escrow account and is obligated to deposit an additional $125,000. In the event the Merger Agreement is terminated by the Company, the escrow agent may be obligated to deliver to OSP the escrowed funds as liquidated damages for such termination. However, if the merger is not approved by the shareholders or not completed for any other reason, it will be necessary for the Company to obtain debt or equity financing to finance operations through 1996. Management of the Company have not been able to secure a source for additional financing and management believes that there is a risk that the Company will not be able to obtain financing from any source as a result of the Company's historical performance. If management is unsuccessful in its financing efforts, the Company will not be able to continue as a going concern and will be forced to sell off significant assets, file for protection under federal bankruptcy laws or liquidate the business.

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


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.  The following exhibit is included with the Form 10-QSB:

              Exhibit 27 Financial Data Schedule (included in electronic version only)

         (b) Reports on Form 8-K. The Company filed a Form 8-K dated June 5, 1996, disclosing the Company's execution of the Final Amended and Restated Agreement and Plan of Reorganization dated May 28, 1996.

                                   Signatures


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     (Registrant)
                                     KELLY RUSSELL STUDIOS, INC.



Dated:  August 14, 1996              By  /s/ George J. Vrabeck
                                        -----------------------
                                         George J. Vrabeck
                                         President and Chief Executive Officer
                                         (Principal executive officer)


                                     By  /s/ William J. Righeimer, III
                                        ------------------------------
                                         William J. Righeimer, III
                                         Chief Financial Officer (principal
                                         financial and accounting officer)

                           Kelly Russell Studios, Inc.
                          Form 10-QSB Quarterly Report
                       For the Quarter Ended June 30, 1996


                                  EXHIBIT INDEX


Exhibit
Number      Item


27          Financial Data Schedule (included in electronic version only)